Form 10-K
period 1999-01-31
BOMBARDIER CAPITAL MORTGAGE SECURITIZATION CORP
filed 2000-04-28
CIK 1049534

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

                                        on behalf of

                                 BCMSC TRUST Series 1998-C

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

        As of March 31, 1999, there were 1,000 shares of Bombardier Capital Mortgage Securitization Corporation Common Stock outstanding.


                                 PART I

ITEM 1.  BUSINESS

                  Bombardier Capital Mortgage Securitization Corporation is a wholly-owned bankruptcy-remote subsidiary of Bombardier Capital Inc.
The Series 1998-C was formed solely for the purpose of acquiring from Bombardier Capital Mortgage Securitization Corporation certain manufactured housing installment sales contracts and mortgage loans.

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