Form 10-K
period 1999-01-31
BOMBARDIER CAPITAL MORTGAGE SECURITIZATION CORP
filed 2000-04-28
CIK 1049534

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

                                        on behalf of

                                 BCMSC TRUST Series 1999-A

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

        As of March 31, 1999, there were 1,000 shares of Bombardier Capital Mortgage Securitization Corporation Common Stock outstanding.


                                 PART I

ITEM 1.  BUSINESS

                  Bombardier Capital Mortgage Securitization Corporation is a wholly-owned bankruptcy-remote subsidiary of Bombardier Capital Inc.
The Series 19998-A was formed solely for the purpose of acquiring from Bombardier Capital Mortgage Securitization Corporation certain manufactured housing installment sales contracts and mortgage loans.

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

                  Not Applicable.

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

ITEM 9.   CHANGE IN THE DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Nothing to Report.

                                 PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

                  Nothing to Report.

ITEM 11.  EXECUTIVE COMPENSATION

                  Not Applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Not Applicable.

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

                  Not Applicable.


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