Form 10-K/A
period 2000-01-31
BOMBARDIER CAPITAL MORTGAGE SECURITIZATION CORP
filed 2000-05-17
CIK 1049534

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        FORM 10-K/A

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

Yes      X            No   ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


         This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on May 1, 2000 by Bombardier Capital Mortgage Securitization Corporation, as Depositor on behalf of BCMSC Trust 1998-A.





Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

ITEM 14       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (99.1)    Annual Servicer's Certificate

        (99.2)    Annual Report of Independent Accountants on Compliance


                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bombardier Capital Mortgage Securitization Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 BOMBARDIER CAPITAL MORTGAGE SECURITIZATION CORPORATION


By:             /s/ Blaine Filthaut
Name:           Blaine Filthaut
Title:          Treasurer
Dated:          May 17, 2000





                                 EXHIBITS

Exhibit 99.1


                  ANNUAL SERVICER'S STATEMENT AS TO COMPLIANCE
                          ("Officer's Certificate")

                            BOMBARDIER CAPITAL INC.


                               January 31, 2000


The undersigned, a duly authorized representative of Bombardier Capital Inc. ("BCI"), as Servicer, pursuant to the Pooling and Servicing Agreement dated as of January 1, 1998 (the "Agreement"), by and among BC Mortgage
Securitization Corporation ("BCMSC"), as Depositor, BCI, as Servicer, and Harris Trust and Savings Bank ("Harris"), as Trustee, do hereby certify, on behalf of BCI, that:

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

4. Based on such review, the Servicer has, to the best of the Officer's knowledge, fulfilled in all material respects all of its obligations under the Agreement throughout such period. We note that a strict application of the Servicer's policy for reporting delinquencies during the period from August 1999 to January 2000 would have produced delinquency levels higher than those previously reported. Neither the internal data nor the bookkeeping and servicing functions of BCI during such period were affected by such reporting.

5. To the best of the Officer's knowledge, each subservicer fulfilled its obligations under its subservicing agreement in all material respects.


IN WITNESS WHEREOF, the undersigned has duly executed this Officer's Certificate as of the 28th day of April 2000.

                               Bombardier Capital Inc.


                               By:      /s/ Pierre Lortie
                               Name:    Pierre Lortie
                               Title:   President & Chief Operating Officer





Exhibit 99.2



                  Report on Management's Assertion on Compliance
                with Minimum Servicing Standards Set Forth in the
             Uniform Single Attestation Program for Mortgage Bankers

                         Report of Independent Accountants

Board of Directors
Bombardier Capital Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Bombardier Capital Inc. (BCI) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended January 31, 2000. Management is responsible for BCI's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about BCI's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about BCI's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on BCI's compliance with specified requirements.

In our opinion, management's assertion, that BCI complied with the aforementioned requirements during the year ended January 31, 2000, is fairly stated, in all material respects.

This report is intended solely for the information and use of Bombardier Inc., the board of directors and management, and is not intended to be and should not be used by anyone other than these specified parties.



                                                  ERNST & YOUNG LLP

Boston, Massachusetts
April 28, 2000