Form 10-K/A
period 2000-01-31
BOMBARDIER CAPITAL MORTGAGE SECURITIZATION CORP
filed 2000-05-17
CIK 1049534

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

Yes      X            No   ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


         This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on May 1, 2000 by Bombardier Capital Mortgage Securitization Corporation, as Depositor on behalf of BCMSC Trust 1998-B.





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


By:             /s/ Blaine Filthaut
Name:           Blaine Filthaut
Title:          Treasurer
Dated:          May 17, 2000





                                 EXHIBITS

Exhibit 99.1


                  ANNUAL SERVICER'S STATEMENT AS TO COMPLIANCE
                          ("Officer's Certificate")

                            BOMBARDIER CAPITAL INC.


                               January 31, 2000


The undersigned, a duly authorized representative of Bombardier Capital Inc. ("BCI"), as Servicer, pursuant to the Pooling and Servicing Agreement dated as of July 1, 1998 (the "Agreement"), by and among BC Mortgage
Securitization Corporation ("BCMSC"), as Depositor, BCI, as Servicer, and Harris Trust and Savings Bank ("Harris"), as Trustee, do hereby certify, on behalf of BCI, that:

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